Form 10-K
CarMax Auto Owner Trust 2004-1
filed 2005-05-27
CIK 1288708

8



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2005

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                      Commission file number 333-107925-02

                         CARMAX AUTO OWNER TRUST 2004-1
             (Exact name of registrant as specified in its charter)

                  Delaware                        86-6332062
        (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)    Identification Number)

     CarMax Auto Superstores, Inc.  (as Servicer)
     4900 Cox Road, Glen Allen, Virginia               23060
     (Address of Principal Executive Offices)        (Zip Code)

                                 (804) 747-0422
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

Documents incorporated by reference:  See Index to Exhibits and Exhibit 20.1.

                         CarMax Auto Owner Trust 2004-1
                                     Part I

ITEM 1.  BUSINESS

Not applicable.

ITEM 2.  PROPERTIES

CarMax Auto Funding LLC established the CarMax Auto Owner Trust 2004-1 (the "Trust") as of March 30, 2004 pursuant to a Trust Agreement among CarMax Auto Funding LLC, The Bank of New York (Delaware) (the "Delaware Trustee"), and The Bank of New York (the "Owner Trustee"). Pursuant to the Indenture dated as of May 1, 2004 between the Trust and Wells Fargo Bank, National Association (the "Indenture Trustee"), the Trust issued in a public transaction $111,000,000 in aggregate principal amount of 1.176% Class A-1 Asset-Backed Notes, $134,000,000 in aggregate principal amount of 1.87% Class A-2 Asset-Backed Notes, $161,000,000 in aggregate principal amount of 2.66% Class A-3 Asset-Backed Notes, $128,000,000 in aggregate principal amount of 3.41% Class A-4 Asset-Backed Notes, $18,000,000 in aggregate principal amount of 2.72% Class B Asset-Backed Notes, $21,000,000 in aggregate principal amount of 3.02% Class C Asset-Backed Notes and $27,000,000 in aggregate principal amount of 3.52% Class D Asset-Backed Notes (collectively, the "Notes"). Pursuant to the Amended and Restated Trust Agreement dated as of May 1, 2004 among CarMax Auto Funding LLC, the Delaware Trustee and the Owner Trustee, the Trust issued asset backed certificates representing a beneficial interest in the Trust (the "Certificates") to CarMax Auto Funding LLC. The Notes are secured by the assets of the Trust. The Certificates do not bear interest, and payments in respect of the Certificates are subordinate to payments on the Notes.

The property of the Trust includes, among other things, a pool of simple interest retail installment sale contracts originated by CarMax Auto Superstores, Inc. or one of its affiliates in the ordinary course of business in connection with the sale of new and used motor vehicles (the "Receivables"), payments due or received on or in respect of the Receivables after April 30, 2004 (the "Cut-Off Date"), security interests in the vehicles financed by the Receivables (the "Financed Vehicles") and certain other property described below. The principal balance of the Receivables was $600,000,002.26 as of the Cut-Off Date. CarMax Auto Superstores, Inc. sold the Receivables to CarMax Auto Funding LLC pursuant to a Receivables Purchase Agreement dated as of May 1, 2004 (the "Purchase Agreement").

Simultaneously with the issuance of the Notes, CarMax Auto Funding LLC sold and assigned to the Trust without recourse, all of CarMax Auto Funding LLC's interest in the Receivables, the proceeds thereof and certain other assets pursuant to a Sale and Servicing Agreement dated as of May 1, 2004 (the "Sale and Servicing Agreement") among the Trust, as issuer, CarMax Auto Funding LLC, as depositor, and CarMax Auto Superstores, Inc., as servicer (the "Servicer"). The Servicer is responsible for the servicing of the Receivables pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate the Servicer's servicing functions and minimize administrative burden and expenses, (i) the certificates of title for the Financed Vehicles will not be marked to reflect the Trust's security interest in the Financed Vehicles and (ii) the Servicer will act as custodian of the Receivables and the Receivables will not be segregated or otherwise marked to reflect their transfer to the Trust.

The property of the Trust also includes (i) various documents relating to the Receivables, (ii) various monies due under the Receivables on and after the Cut-Off Date, (iii) the right to receive proceeds from claims on various insurance policies covering the Financed Vehicles or the obligors under each related Receivable, (iv) all amounts on deposit in the collection account, the note payment account, the certificate payment account and the reserve account, including all eligible investments credited thereto, (v) rights under the

Purchase Agreement to cause CarMax Auto Superstores, Inc. to repurchase Receivables affected materially and adversely by breaches of the representations and warranties of CarMax Auto Superstores, Inc. made in the Purchase Agreement,
(vi) rights under the Sale and Servicing Agreement to cause the Servicer to purchase Receivables affected materially and adversely by breaches of the representations and warranties of the Servicer made in the Sale and Servicing Agreement and (vii) all proceeds of the foregoing.

A summary of the Receivable pool default and delinquency information as of February 28, 2005 follows (unaudited):

Aggregate principal balance of Receivables
outstanding:                                                  $430,983,645.45

Aggregate gross balance of defaulted
Receivables:                                                  $    2,253,676.04

Aggregate recoveries:                                         $      265,141.25

Aggregate net losses:                                         $    1,988,534.79

Cumulative net loss percentage:                                          0.3314%

Receivable Delinquency Information:

                                    Number of Loans     Principal Balance
                                    ---------------     -----------------
31-60 days past due                      236             $ 2,935,802.02
61-90 days past due                       79             $   977,386.65
91 or more days past due                  41             $   386,184.60
                                    ---------------     -----------------
                  Total                  356             $ 4,299,373.27

As of the Cut-Off Date, none of the Receivables were delinquent by more than 30 days. Readers are cautioned that the above default and delinquency information represents only ten months of activity after the Cut-Off Date and is not likely to be indicative of longer-term results.

A summary as of February 28, 2005 of certain distributions made by the Trust follows (unaudited):


                                      Ending Balance   Note Pool Factor     Aggregate Interest
                                      --------------   ----------------     ------------------
Class A-1 Note Balance              $              0                0%          $   401,978.60
Class A-2 Note    Balance           $  87,033,230.66        0.6495017%          $ 1,901,394.04
Class A-3 Note    Balance           $ 161,000,000.00        1.0000000%          $ 3,319,014.97
Class A-4 Note    Balance           $ 128,000,000.00        1.0000000%          $ 3,382,719.97
Class B Note Balance                $  12,929,509.36        0.7183061%          $   354,538.11
Class C Note Balance                $  15,084,427.59        0.7183061%          $   467,483.69
Class D Note Balance                $  19,394,264.05        0.7183061%          $   702,209.12

Total Reserve Account Withdrawals:  $0

Total Servicing Fee:                $3,970,173.91





Additional information concerning the pool balance, payments of principal and interest, prepayments, the servicing fee, the note pool factors and other information relating to the Receivables may be obtained in each of the monthly reports filed by the Trust on Form 8-K listed below in Part IV, Item 15(a)(3).

ITEM 3.  LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.


                                     Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

To the best knowledge of the registrant, there is no established public trading market for the Notes. The holder of record of all of the Notes as of May 27, 2005 was Cede & Co., the nominee of The Depository Trust Company. See also Item
12. Security  Ownership of Certain  Beneficial Owners and Management and Related
Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATANot applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
         RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

There is nothing to report with regard to this item.



                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

As of May 27, 2005, CarMax Auto Funding LLC was the only beneficial owner of more than 5% of the Certificates.

                                           Amount of Certificates   Percent of Certificates
Name and Address of Beneficial Owner         Beneficially Owned        Beneficially Owned
------------------------------------         ------------------        ------------------
CarMax Auto Funding LLC                         No Face Amount                 100%
4900 Cox Road, Suite 200
Glen Allen, Virginia 23060

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.


                                     Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES(a) The following documents are filed as part of this report:

         Exhibit 20.1 Current Reports on Form 8-K filed with respect to the period covered by this report for (i) the June 15, 2004 Distribution Date
(incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on June 15, 2004, file number 333-107925-02), (ii) the July 15, 2004
Distribution Date (incorporated herein by reference to the CarMax Auto Owner
Trust 2004-1 Form 8-K filed on July 15, 2004, file number 333-107925-02), (iii) the August 16, 2004 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on August 16, 2004, file number
333-107925-02), (iv) the September 15, 2004 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on September 15, 2004, file number 333-107925-02), (v) the October 15, 2004
Distribution Date (incorporated herein by reference to the CarMax Auto Owner
Trust 2004-1 Form 8-K filed on October 15, 2004, file number 333-107925-02),




(vi) the November 15, 2004 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on November 15, 2004, file number 333-107925-02), (vii) the December 15, 2004 Distribution Date
(incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on December 15, 2004, file number 333-107925-02), (viii) the January 18,
2005 Distribution Date (incorporated herein by reference to the CarMax Auto
Owner Trust 2004-1 Form 8-K filed on January 18, 2005, file number
333-107925-02), (ix) the February 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2004-1 Form 8-K filed on February 15, 2005, file number 333-107925-02) and (x) the March 15, 2005
Distribution Date (incorporated herein by reference to the CarMax Auto Owner
Trust 2004-1 Form 8-K filed on March 15, 2005, file number 333-107925-02).

        Exhibit 31.1 Certification Pursuant to Sarbanes-Oxley Act of 2002.

        Exhibit 99.1 Annual Servicer Statement of Compliance.

        Exhibit 99.2 Annual Report of Accountant Relative to Servicing.






                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARMAX AUTO OWNER TRUST 2004-1

                                    BY: CARMAX AUTO SUPERSTORES, INC.,
                                        as Servicer


May 27, 2005                            /s/  Keith D. Browning
                                       ------------------------------
                                        Keith D. Browning
                                        Executive Vice President and
                                        Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes or holders of the Certificates during the period covered by this report, and the registrant does not intend to furnish such materials to holders of the Notes or holders of the Certificates subsequent to the filing of this report.







                                INDEX TO EXHIBITS


Exhibit Number             Description of Exhibit
--------------             ----------------------
20.1                       Current Reports on Form 8-K filed with respect to the
                           period covered by this report for (i) the June 15,
                           2004 Distribution Date (incorporated herein by
                           reference to the CarMax Auto Owner Trust 2004-1 Form
                           8-K filed on June 15, 2004, file number
                           333-107925-02), (ii) the July 15, 2004 Distribution
                           Date (incorporated herein by reference to the CarMax
                           Auto Owner Trust 2004-1 Form 8-K filed on July 15,
                           2004, file number 333-107925-02), (iii) the August
                           16, 2004 Distribution Date (incorporated herein by
                           reference to the CarMax Auto Owner Trust 2004-1 Form
                           8-K filed on August 16, 2004, file number
                           333-107925-02), (iv) the September 15, 2004
                           Distribution Date (incorporated herein by reference
                           to the CarMax Auto Owner Trust 2004-1 Form 8-K filed
                           on September 15, 2004, file number 333-107925-02),
                           (v) the October 15, 2004 Distribution Date
                           (incorporated herein by reference to the CarMax Auto
                           Owner Trust 2004-1 Form 8-K filed on October 15,
                           2004, file number 333-107925-02), (vi) the November
                           15, 2004 Distribution Date (incorporated herein by
                           reference to the CarMax Auto Owner Trust 2004-1 Form
                           8-K filed on November 15, 2004, file number
                           333-107925-02), (vii) the December 15, 2004
                           Distribution Date (incorporated herein by reference
                           to the CarMax Auto Owner Trust 2004-1 Form 8-K filed
                           on December 15, 2004, file number 333-107925-02),
                           (viii) the January 18, 2005 Distribution Date
                           (incorporated herein by reference to the CarMax Auto
                           Owner Trust 2004-1 Form 8-K filed on January 18,
                           2005, file number 333-107925-02), (ix) the February
                           15, 2005 Distribution Date (incorporated herein by
                           reference to the CarMax Auto Owner Trust 2004-1 Form
                           8-K filed on February 15, 2005, file number
                           333-107925-02) and (x) the March 15, 2005
                           Distribution Date (incorporated herein by reference
                           to the CarMax Auto Owner Trust 2004-1 Form 8-K filed
                           on March 15, 2005, file number 333-107925-02).

31.1                       Certification Pursuant to Sarbanes-Oxley Act of 2002.

99.1                       Annual Servicer Statement of Compliance.

99.2                       Annual Report of Accountant Relative to Servicing.


                                       8